Form 10-K
period 1998-12-31
AMRESCO RESIDENTIAL SECS CORP MORT LOAN TRUST 1998-3
filed 1999-03-23
CIK 1067488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               Commission File number 333-30759-08

 AMRESCO Residential Securities Corporation Mortgage Loan Trust 1998-3

          New York                           Application Pending
  (State of other jurisdiction                (I.R.S. Employer
              of                              Identification No.)
incorporation or organization)

 c/o Norwest Bank Minnesota,
     National Association                        55479-1026
  Sixth Street and Marquette Avenue              (Zip Code)
       Minneapolis, MN
(Address of principal executive offices)

Registrant's telephone number, including area code:  (612) 667-8058

Securities registered pursuant to Section 12(b) of the Act:

             None                               None
    (Title of each class)            (Name of each exchange on
                                         which registered)
                              None
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No      .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not applicable.

Number  of shares of common stock outstanding as of December  31, 1998.
  Not applicable.

      Documents Incorporated by Reference.  Not applicable.


                             PART I
ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1998-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated as of September 1, 1998, among the Depositor, AMRESCO Residential Capital Markets, Inc. in its capacity as seller, AMRESCO Residential Mortgage Corporation as the servicer (the "Servicer"), and Norwest Bank Minnesota, National Association in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-7 and A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained from DTC, as of January 12, 1999, there were 10 holders of the Class A-7 Certificates and 10 holders of the Class A-8 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $1,553,997.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                 Amount Owned
           Name and Address                    All Dollar Amounts Are
                                        Class   in Thousands

                                                Principal  Percent

Bank Of New York (The)                  A-7     35,000,000    8%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Chase Manhattan Bank                    A-7    151,700,000   35%
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N.A.                          A-7     46,000,000   11%
P.O. Box 30576
Tampa, FL 33630-3576

State Street Bank And Trust Company     A-7    168,357,000   39%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

BNY/ITC - Dealers Clearance Special     A-8     11,500,000    8%
C/O N.A. Schapiro & Co. In.
One Chase Manhattan Plaza, 58th Floor
New York, NY 10005

Chase Manhattan Bank                    A-8     70,975,000   50%
4 New York Plaza
New York, NY 10004

Morgan Stanley & Co. Incorporated       A-8     13,500,000    9%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Northern Trust Company (The)            A-8     16,650,000   12%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank And Trust Company     A-8     17,500,000   12%
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105-1631



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The  following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


           Exhibit No.                      Description
            99.1 Statement of Compliance of the Servicer - AMRESCO Residential Mortgage Corporation
            99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations - Deloitte & Touche LLP

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K
       October 14, 1998     Acquisition or Disposition of Assets.
                            Underwriting and Pooling and Servicing
                            Agreements. Description of Mortgage
                            Loans.
       November 5, 1998     Trustee's Monthly Report for the
                            September Monthly Period.
       December 7, 1998     Trustee's Monthly Report for the
                            October Monthly Period.
       January 6, 1999      Trustee's Monthly Report for the
                            November Monthly Period.
       February 3, 1999     Trustee's Monthly Report for the
                            December Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               AMRESCO RESIDENTIAL SECURITIES CORPORATION on behalf of AMRESCO Residential Securities Corporation Mortgage Loan Trust 1998-3


                    By:  /s/ Ron B. Kirkland
                    Name:  Ron B. Kirkland
                    Title: Vice President and Chief Accounting Officer


Date:  March 16, 1999


                       INDEX TO EXHIBITS
                           Item 14(C)


             Exhibit No.                   Description
               99.1 Statement of Compliance of the Servicer - AMRESCO Residential Mortgage Corporation
               99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations -
                                 Deloitte & Touche LLP